Form 10-K/A
period 1998-12-31
CHEVY CHASE AUTO RECEIVABLES TRUST 1998-1
filed 1999-03-29
CIK 1060532

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                 Commission file number:
     December 31, 1998                            333-21707




                Chevy Chase Auto Receivables Trust 1998-1
         ____________________________________________________
          (Exact name of registrant as specified in charter)



            Maryland                                      52-0897004
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