Form 10-K
period 1999-12-31
CHEVY CHASE AUTO RECEIVABLES TRUST 1998-1
filed 2000-03-30
CIK 1060532

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                        Commission file number:
     December 31, 1999                                   333-21707




                Chevy Chase Auto Receivables Trust 1998-1
         ____________________________________________________
          (Exact name of registrant as specified in charter)



            Maryland                                      52-0897004
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


Item 4    Submission Of Matters To A Vote Of Security Holders

          None

                              Part II


Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co.
          is the sole holder of record of the Certificates, which it held on behalf of approximately 11 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999.



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

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management


          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 11 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1999.


$ 151,000,788 6.25% Auto Receivables Backed Certificates

                                          Aggregate Amount of        Percent
Name                                       Certificates Held        of Class
Bank of New York                                51,275,000             33.96%
Bankers Trust                                   21,695,000             14.37%
Chase Manhattan Bank                            23,840,000             15.79%
Northern Trust Company                           8,805,000              5.83%







The address of each of the above participants is:

                            C/O The Depository Trust Company
                              7 Hanover Square, 22nd Floor
                                  New York, NY   10004

Item 13   Certain Relationships and Related Transactions

          None

                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1999

          ii) Annual Accountant's Report dated October 20, 1999
              and related Report of Management dated October 20, 1999 relating to sufficiency of accounting controls.

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


                                     Chevy Chase Auto Receivables Trust 1998-1
                                     By: Chevy Chase Bank, F.S.B.
                                     Originator of the Trust and Servicer


Date:     03/31/2000           By:  _________________________________________
                                                 Joel A. Friedman
                                                 Senior Vice President
                                                 and Controller